Form 10QSB
period 2008-01-31
Sidewinder Explorations Inc.
filed 2008-03-07
CIK 1387600

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2008

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ___ to ___

Commission File Number 333-148356

SIDEWINDER EXPLORATIONS INC.
(Exact name of registrant as specified in its charter)

Nevada  98-0518733
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

 13/7 Moo 6, Kamala-Patong Hwy
Kamala, Phuket, Thailand 83120
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 011 66-85-798-8086

None
Former Name, Address and Fiscal Year, if Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ___    Accelerated filer ___    Non-accelerated filer X

At January 31, 2008, there were 1,000,000 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes ___ No X

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION      3

Item 1. Financial Statements                                                                                        3

Item 2. Management's Discussion and Analysis or Plan of Operation               17

Item 3. Controls and Procedures                                                                                20

PART II . OTHER INFORMATION                                                                        20

Item 6. Exhibits                                                                                                             20

SIGNATURES                                                                                                             21

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the our registration statement on Form SB-2, filed with the U.S. Securities and Exchange Commission on December 27, 2007, which can be found on the SEC website (www.sec.gov) under SEC File Number 333-148356.

Sidewinder Explorations Inc.
(A Development Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008

Sidewinder Explorations Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 January 2008	As at 31 October 2007 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	6,698	269

	6,698	269

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	2,275	13,775
Loans payable (Note 5)	30,000	5,000
Due to related parties (Note 6)	-	2,008

	32,275	20,783

Stockholder’s deficiency
Capital stock (Note 8)
Authorized
175,000,000 of common shares, par value $0.001
25,000,000 of preferred shares, par value $0.001
Issued and outstanding
31 January 2008 - 1,000,000 common shares, par value $0.001
31 October 2007 - 1,000,000 common share, par value $0.001	1,000	1,000
Additional paid-in capital (Note 8)	35,000	29,000
Deficit, accumulated during the development stage	(61,577)	(50,514)

	(25,577)	(20,514)

	6,698	269

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

/s/ Ross Harbottle, Director
By: Ross Harbottle

The accompanying notes are an integral part of these financial statements.

Sidewinder Explorations Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 7 December 2006 to 31 January 2008	For the three month period ended 31 January 2008	For the period from the date of inception on 7 December 2006 to 31 January 2007
	$	$	$

Expenses
Acquisition of mineral property (Note 3)	6,000	-	6,000
Exploration and development (Note 3)	3,000	-	-
Bank charges	309	81	2
Consulting	5,000	-	-
Filing fees	2,900	1,300	375
Legal and accounting	17,843	3,632	-
Licences and permits	425	100	325
Management fees (Notes 7, 8 and 10)	19,500	4,500	-
Postage and delivery	-	(50)
Registered agent	100	-	-
Rent (Notes 7, 8 and 10)	6,500	1,500	-

Net loss for the period	(61,577)	(11,063)	(6,702)

Basic and diluted loss per common share		($0.01)	($0.01)

Weighted average number of common shares used in per share calculations		1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Sidewinder Explorations Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 7 December 2006 to 31 January 2008	For the three month period ended 31 January 2008	For the period from the date of inception on 7 December 2006 to 31 January 2007
	$	$	$

Cash flows from operating activities
Net loss for the period	(61,577)	(11,063)	(6,702)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related parties (Notes 7, 8 and 10)	26,000	6,000	-
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	2,275	(11,500)	-
Increase in demand loans	30,000	25,000	-

	(3,302)	8,437	(6,702)

Cash flows from financing activities
Increase in due to related party	-	(2,008)	-
Common shares issued for cash (Note 8)	10,000	-	10,000

	10,000	(2,008)	10,000

Increase in cash and cash equivalents	6,698	6,429	3,298

Cash and cash equivalents, beginning of period	-	269	-

Cash and cash equivalents, end of period	6,698	6,698	3,298

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these financial statements.

Sidewinder Explorations Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Stockholder’s deficiency
		$	$	$	$

Balance at 7 December 2006 (inception)	-	-	-	-	-
Common share issued for cash ($0.01 per share) (Note 8)	1,000,000	1,000	9,000	-	10,000
Contributions to capital by related party - expenses (Notes 7, 8 and 10)	-	-	20,000	-	20,000
Net loss for the period	-	-	-	(50,514)	(50,514)

Balance at 31 October 2007	1,000,000	1,000	29,000	(50,514)	(20,514)

Contributions to capital by related Parties - expenses (Notes 7, 8 and 10)	-	-	6,000	-	6,000
Net loss for the year	-	-	-	(11,063)	(11,063)

Balance at 31 January 2008	1,000,000	1,000	35,000	(61,577)	(25,577)

The accompanying notes are an integral part of these financial statements.

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008

1. Nature and Continuance of Operations

Sidewinder Explorations Inc. (the “Company”) was incorporated under the laws of the State of Nevada on 7 December 2006. The Company was incorporated for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada.

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The Company’s financial statements as at 31 January 2008 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $11,063 for the three month period ended 31 January 2008 (from inception on 7 December 2006 to 31 January 2007 - $6,702) and has a working capital deficit of $25,577 at 31 January 2008 (31 October 2007 - $20,514).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 October 2008. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 January 2008, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to development stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is 31 October.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Mineral property costs

The Company has been in the exploration stage since its formation on 7 December 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Reclamation costs

The Company’s policy for recording reclamation costs is to record a liability for the estimated costs to reclaim mined land by recording charges to production costs for each tonne of ore mined over the life of the mine. The amount charged is based on management’s estimation of reclamation costs to be incurred. The accrued liability is reduced as reclamation expenditures are made. Certain reclamation work is performed concurrently with mining and these expenditures are charged to operations at that time.

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008

Long-lived assets

In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstance that may suggest impairment. The Company recognized an impairment when the sum if the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Financial instruments

The carrying value of cash, accounts payable and accrued liabilities, and due to related parties approximates their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 January 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Segments of an enterprise and related information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 7 December 2006 to 31 January 2008.

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008

Foreign currency translation

The Company’s functional and reporting currency is in U.S. dollar. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

Recent accounting pronouncements

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107 to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during implementation of SFAS No. 123R.

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have an effect of the financial reporting of the Company.

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008

3. Mineral Properties

On 16 January 2007 the Company acquired a 100% interest in a mineral claim located in Clark County, Nevada (the “Christmas No1Lode Claim”) for $6,000. In March 2007 the Company commissioned a geological evaluation report of the Christmas No1Lode Claim and on 13 June 2007 received the completed report.

The Company made no expenditures on the Christmas No1Lode Claim property during the three month period ended 31 January 2008 (from inception on 7 December 2006 to 31 January 2007 - $Nil, cumulative - $3,000).

4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5. Loans Payable

Notes payable are non-interest bearing, unsecured and are payable on demand.

6. Due to Related Party

During the three month period ended 31 January 2008, the balance owed to a related party, a former director of the Company, was repaid in full. This Loan was non-interest bearing, unsecured, and had no fixed terms of repayment.

7. Related Party Transactions

During the three month period ended 31 January 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $4,500 (from inception on 7 December 2006 to 31 January 2007 - $Nil, cumulative - $19,500) and rent in the amount of $1,500 (from inception on 7 December 2006 to 31 January 2007 - $Nil, cumulative - $6,500) (Notes 8 and 10).

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008

8. Capital Stock

Authorized capital stock consists of 175,000,000 common shares with a par value of $0.001 per common share and 25,000,000 preferred shares with a par value of $0.001 per preferred share.

The total issued and outstanding capital stock is 1,000,000 common shares with a par value of $0.001 per common share.

i.	On 22 December 2006, 1,000,000 common share of the Company was issued for cash proceeds of $10,000.

ii.
During the three month period ended 31 January 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $4,500 (from inception on 7 December 2006 to 31 January 2007 - $Nil, cumulative - $19,500) and rent in the amount of $1,500 (from inception on 7 December 2006 to 31 January 2007 - $Nil, cumulative - $6,500) (Notes 7 and 10).

9. Income Taxes

The Company has losses carried forward for income tax purposes to 31 January 2008. There are no current or deferred tax expenses for the period ended 31 January 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008

The provision for refundable federal income tax consists of the following:
	For the three month period ended 31 January 2008	For the period from the date of inception on 7 December 2006 to 31 January 2007
	$	$

Deferred tax asset attributable to:
Current operations	3,761	2,279
Contributions to capital by related parties	(2,040)	-
Less: Change in valuation allowance	(1,721)	(2,279)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 31 January 2008 and 31 October 2007 are as follows:

	As at 31 January 2008	As at 31 October 2007 (Audited)
	$	$

Income tax operating loss carryforward	35,577	30,514

Statutory federal income tax rate	34%	34%

Deferred tax assets	12,096	10,375
Less: Valuation allowance	(12,096)	(10,375)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

      As at 31 January 2008, the Company has an unused net operating loss carry-forward balance of approximately $35,577 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2027 and 2028.

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2008

10. Supplemental Disclosures with Respect to Cash Flows

	For the three month period ended 31 January 2008	For the period from the date of inception on 7 December 2006 to 31 January 2007
	$	$

Cash paid during the year for interest	-	-
Cash paid during the year for income taxes	-	-

During the three month period ended 31 January 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $4,500 (from inception on 7 December 2006 to 31 January 2007 - $Nil, cumulative - $19,500) and rent in the amount of $1,500 (from inception on 7 December 2006 to 31 January 2007 - $Nil, cumulative - $6,500) (Notes 7 and 8).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our initial registration statement on Form SB-2, filed on December 27, 2007 with the U.S. Securities and Exchange Commission (SEC), and made effective on January 15, 2008. The registration statement, audited financial statements and all exhibits thereto are incorporated herein by this reference and can be found on the SEC website at www.sec.gov. As of the date of the filing of this report, we have not yet sold any shares in the offering.

We are a start up, development stage mining exploration company and have had not yet generated any revenues from operations since inception. From inception on December 7, 2006 to January 31, 2008, our total net loss is $61,577.

Period ended January 31, 2007, as compared to the Three months ended January 31, 2008

Results of Operations

We have generated no revenues since inception on December 7, 2006 and are still in the initial stages of start up. We filed an initial registration statement with the SEC to sell a total of 200,000 shares of our common stock at a price of $.50 per share to raise a total of $100,000, which would allow us to commence exploration activities on our properties, as set forth in the Plan of Operations section of the Form SB-2 registration statement, which has been incorporated herein in its entirety.

For the period from inception on December 7, 2006 to January 31, 2007, we incurred net operating losses of $6,702, or $0.01 per share, as compared to net operating losses of $11,063, or $0.01 per share, for the three months ended January 31, 2008. The increase in operating losses was mainly attributed to commencement of our business operations after the initial acquisition of our mining claims.

Total expenses for the three months ended January 31, 2008 were $11,063, consisting of management fees accrued and payable to an officer and director in the amount of $4,500, legal and accounting fees in the amount of $3,632, filing fees in the amount of $1,300, licenses and permits in the amount of $100, net miscellaneous expenses in the amount of $31 and rent in the amount of $1,500.

Related party transactions

During the three month period ended January 31, 2008, an officer and director made contributions to capital for management fees in the amount of $4,500 (from inception on December 7, 2006 to January 31, 2007 - $Nil, cumulative - $19,500) and rent in the amount of $1,500 (from inception on December 7, 2006 to January 31, 2007 - $Nil cumulative - $6,500).

Liquidity and Capital Resources

At January 31, 2008, our cash in the bank was $6,698. We are currently in the process of selling the common stock as set forth in our initial registration statement on Form SB-2 and expect to complete and close the offering by the end of our first fiscal quarter. We expect those funds to satisfy our cash requirements for at least the next 12 months without having to raise additional funds or seek bank loans.

Since inception, we have used our common stock to raise money for our operations and to pay outstanding indebtedness. Our stockholder's deficiency at January 31, 2008 was $25,577.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

We do not currently have any stock options or warrants issued and/or outstanding.

Critical Accounting Policies

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading. The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles. Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

Management maintains disclosure controls and procedures designed to ensure that we are able to timely collect the information we are required to disclose in our reports filed with the U.S. Securities and Exchange Commission. Within the 90 days prior to the date of this report, we performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings.

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

We apply SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings.

We have also adopted SFAS No. 52, Foreign Currency Translation, which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in the consolidated statements of stockholders' equity and comprehensive income.

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, our officers and directors performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, Mr. Harbottle, who serves as our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement:

Exhibit No.  Description

* 3(i)                Articles of Incorporation
* 3(ii)               Bylaws
31                     Sec. 302 Certification
32                     Sec. 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                   SIDEWINDER EXPLORATIONS INC. a Nevada corporation (Registrant)

Dated:     February 24, 2008                                                                                                   /s/  Ross Harbottle
                                                                                                                                                  By: Ross Harbottle, President, Secretary, Treasurer, Principal Accounting Officer and Director