Form 10QSB
period 2008-04-30
Sidewinder Explorations Inc.
filed 2008-08-01
CIK 1387600

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2008

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

At April 30, 2008, there were 1,000,000 shares of our common stock issued and outstanding.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the our registration statement on Form SB-2, filed with the U.S. Securities and Exchange Commission on December 27, 2007, which can be found on the SEC website (www.sec.gov) under SEC File Number 333-148356.

Sidewinder Explorations Inc.
(A Development Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2008

Sidewinder Explorations Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 April 2008	As at 31 October 2007 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	2,926	269

	2,926	269

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	4,200	13,775
Loans payable (Note 5)	30,000	5,000
Due to related parties (Note 6)	-	2,008

	34,200	20,783

Stockholder’s deficiency
Capital stock (Note 8)
Authorized
175,000,000 of common shares, par value $0.001
25,000,000 of preferred shares, par value $0.001
Issued and outstanding
30 April 2008 - 1,000,000 common shares, par value $0.001
31 October 2007 - 1,000,000 common share, par value $0.001	1,000	1,000
Additional paid-in capital (Note 8)	41,000	29,000
Deficit, accumulated during the development stage	(73,274)	(50,514)

	(31,274)	(20,514)

	2,926	269

Nature and Continuance of Operations (Note 1) and Subsequent Event (Note 11)

On behalf of the Board:

/s/ Ross Harbottle, Director
By: Ross Harbottle

The accompanying notes are an integral part of these financial statements.

Sidewinder Explorations Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 7 December 2006 to 30 April 2008	For the three month period ended 30 April 2008	For the three month period ended 30 April 2007	For the six month period ended 30 April 2008	For the period from the date of inception on 7 December 2006 to 30 April 2007
	$	$	$	$	$

Expenses
Acquisition of mineral property (Note 3)	6,000	-	-	-	6,000
Exploration and development (Note 3)	3,000	-	-	-	-
Bank charges	331	22	77	103	79
Consulting	5,000	-	-	-	-
Filing fees	3,250	350	475	1,650	850
Legal and accounting	23,093	5,250	4,911	8,882	4,911
Licences and permits	425	-	-	100	325
Management fees (Notes 7, 8 and 10)	24,000	4,500	4,500	9,000	4,500
Office and miscellaneous	75	75	50	25	50
Registered agent	100	-	-	-	-
Rent (Notes 7, 8 and 10)	8,000	1,500	1,500	3,000	1,500

Net loss for the period	(73,274)	(11,697)	(11,513)	(22,760)	(18,215)

Basic and diluted loss per common share		($0.012)	($0.012)	($0.023)	($0.018)

Weighted average number of common shares used in per share calculations		1,000,000	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Sidewinder Explorations Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 7 December 2006 to 30 April 2008	For the three month period ended 30 April 2008	For the three month period ended 30 April 2007	For the six month period ended 30 April 2008	For the period from the date of inception on 7 December 2006 to 30 April 2007
	$				$

Cash flows from operating activities
Net loss for the period	(73,274)	(11,697)	(11,513)	(22,760)	(18,215)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related parties (Notes 7, 8 and 10)	32,000	6,000	6,000	12,000	6,000
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	4,200	1,925	1,375	(9,575)	1,375
Increase in loans payable	30,000	-	-	25,000	-

	(7,074)	(3,772)	(4,138)	4,665	(10,840)

Cash flows from financing activities
Increase (decrease) in due to related party	-	-	2,008	(2,008)	2,008
Common shares issued for cash (Note 8)	10,000	-	-	-	10,000

	10,000	-	2,008	(2,008)	12,008

Increase in cash and cash equivalents	2,926	(3,772)	(2,130)	2,657	1,168

Cash and cash equivalents, beginning of period	-	6,698	3,298	269	-

Cash and cash equivalents, end of period	2,926	2,926	1,168	2,926	1,168

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these financial statements.

Sidewinder Explorations Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Stockholder’s deficiency
		$	$	$	$

Balance at 7 December 2006 (inception)	-	-	-	-	-
Common share issued for cash ($0.01 per share) (Note 8)	1,000,000	1,000	9,000	-	10,000
Contributions to capital by related party – expenses (Notes 7, 8 and 10)	-	-	20,000	-	20,000
Net loss for the period	-	-	-	(50,514)	(50,514)

Balance at 31 October 2007	1,000,000	1,000	29,000	(50,514)	(20,514)

Contributions to capital by related Parties – expenses (Notes 7, 8 and 10)	-	-	12,000	-	12,000
Net loss for the period	-	-	-	(22,760)	(22,760)

Balance at 30 April 2008	1,000,000	1,000	41,000	(73,274)	(31,274)

The accompanying notes are an integral part of these financial statements.

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2008

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

The Company’s financial statements as at 30 April 2008 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $22,760 for the six month period ended 30 April 2008 (30 April 2007 - $18,215, from inception on 7 December 2006 to 30 April 2008 - $73,274) and has a working capital deficit of $31,274 at 30 April 2008 (31 October 2007 - $20,514).

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

At 30 April 2008, the Company had suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2008

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
30 April 2008

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

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2008

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 April 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 7 December 2006 to 30 April 2008.

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

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April  2008

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
30 April 2008

3. Mineral Properties

On 16 January 2007 the Company acquired a 100% interest in a mineral claim located in Clark County, Nevada (the “Christmas No1Lode Claim”) for $6,000. In March 2007 the Company commissioned a geological evaluation report of the Christmas No1Lode Claim and on 13 June 2007 received the completed report.

The Company made no expenditures on the Christmas No1Lode Claim property during the six month period ended 30 April 2008 (from inception on 7 December 2006 to 30 April 2007 - $Nil, cumulative - $3,000).

4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5. Loans Payable

Loans payable are non-interest bearing, unsecured and are payable on demand.

6. Due to Related Parties

During the six month period ended 30 April 2008, the balance owed to a related party, a former director of the Company, was repaid in full. This loan was non-interest bearing, unsecured, and had no fixed terms of repayment.

7. Related Party Transactions

During the six month period ended 30 April 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (from inception on 7 December 2006 to 30 April 2007 - $4,500, cumulative - $24,000) and rent in the amount of $3,000 (from inception on 7 December 2006 to 30 April 2007 - $1,500, cumulative - $8,000) (Notes 8 and 10).

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2008

8. Capital Stock

Authorized capital stock consists of 175,000,000 common shares with a par value of $0.001 per common share and 25,000,000 preferred shares with a par value of $0.001 per preferred share.

The total issued and outstanding capital stock is 1,000,000 common shares with a par value of $0.001 per common share.

i.	On 22 December 2006, 1,000,000 common shares of the Company were issued for cash proceeds of $10,000.

ii.
During the six month period ended 30 April 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (from inception on 7 December 2006 to 30 April 2007 - $4,500, cumulative - $24,000) and rent in the amount of $3,000 (from inception on 7 December 2006 to 30 April 2007 - $1,500, cumulative - $8,000) (Notes 7 and 10).

9. Income Taxes

The Company has losses carried forward for income tax purposes to 30 April 2008. There are no current or deferred tax expenses for the period ended 30 April 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2008

        The provision for refundable federal income tax consists of the following:

	For the six month period ended 30 April 2008	For the period from the date of inception on 7 December 2006 to 30 April 2007
	$	$

Deferred tax asset attributable to:
Current operations	7,738	6,193
Contributions to capital by related parties	(4,080)	(2,040)
Less: Change in valuation allowance	(3,658)	(4,153)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 30 April 2008 and 31 October 2007 are as follows:

	As at 30 April 2008	As at 31 October 2007 (Audited)
	$	$

Net income tax operating loss carryforward	41,274	30,514

Statutory federal income tax rate	34%	34%

Deferred tax assets	14,033	10,375
Less: Valuation allowance	(14,033)	(10,375)

Net deferred tax asset	-	-

      The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 April 2008, the Company has an unused net operating loss carry-forward balance of approximately $41,274 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2027 and 2028.

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 April 2008

10.	Supplemental Disclosures with Respect to Cash Flows

	For the six month period ended 30 April 2008	For the period from the date of inception on 7 December 2006 to 30 April 2007
	$	$

Cash paid during the year for interest	-	-
Cash paid during the year for income taxes	-	-

During the six month period ended 30 April 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (from inception on 7 December 2006 to 30 April 2007 - $4,500, cumulative - $24,000) and rent in the amount of $3,000 (from inception on 7 December 2006 to 30 April 2007 - $1,500, cumulative - $8,000) (Notes 7 and 8).

2.	Subsequent Event

Subsequent to 30 April 2008, the Company received proceeds of $93,000 related to an initial public offering to issue 200,000 common shares of the Company at $0.50 per common share for total proceeds of $100,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our initial registration statement on Form SB-2, filed on December 27, 2007 with the U.S. Securities and Exchange Commission (SEC), and made effective on January 15, 2008. The registration statement, audited financial statements and all exhibits thereto are incorporated herein by this reference and can be found on the SEC website at www.sec.gov. As of the date of the filing of this report, we  have sold 186,000 of the 200,000 shares of our common stock, registered with the SEC on Form SB-2, at $.50 per share, and raised total proceeds of $93,000. Pursuant to the terms of the offering, the proceeds are being held until the entire offering is sold and $100,000 is received, at which time the funds will be deposited into our general business account and used as set forthe in the Use of Proceeds section of our Form SB-2 registration statement, which can be found in its entirety on the SEC website at www.sec.gov.

We are a start up, development stage mining exploration company and have had not yet generated any revenues from operations since inception. From inception on December 7, 2006 to April 30, 2008, our total net loss is $73,274.

Three-month period ended April 30, 2008 as compared to the three-month period ended April 30, 2007

Results of Operations

We have generated no revenues since inception on December 7, 2006 and are still in the initial stages of start up. We filed an initial registration statement with the SEC to sell a total of 200,000 shares of our common stock at a price of $.50 per share to raise a total of $100,000, which became effective in June 2008. To date, we have sold a total of 186,000 shares and raised $93,000. Until the offering is closed and we receive the proceeds of the offering, we will be unable to fully commence our business operations.

For the three-month period ended April 30, 2008,  we incurred net operating losses of $11,697, or $0.012 per share, as compared to net operating losses of $11,513, or $0.012 per share, for the three-month period ended April 30, 2007.  Since inception, our net operating losses have been $73,274.

Our total expenses for the three-month period ended April 30, 2008 were $11,697, consisting of management fees accrued and payable to an officer and director in the amount of $4,500 (2007 - $4,500, cumulative - $24,000), legal and accounting fees in the amount of $5,250 (2007 - $4,911, cumulative - $23,093), filing fees in the amount of $350 (2007 - $475, cumulative - $3,250), office expense in the amount of $75 (2007 - $50, cumulative - $75), bank service charges in the amount of $22 (2007 - $77, cumulative - $331 and rent in the amount of $1,500 (2007 - $1,500, cumulative - $8,000).

Related party transactions

During the three-month period ended April 30, 2008, an officer and director made contributions to capital for management fees in the amount of $4,500 (2007 - $4,500, cumulative - $24,000) and rent in the amount of $1,500 (2007 - $1,500, cumulative - $8,000).

Liquidity and Capital Resources

At April 30, 2008, our cash in the bank was $2,926. We are currently in the process of selling the common stock as set forth in our initial registration statement on Form SB-2 and expect to complete and close the offering in the next few months. We expect those funds to satisfy our cash requirements for at least the next 12 months without having to raise additional funds or seek bank loans.

Since inception, we have used our common stock to raise money for our operations and to pay outstanding indebtedness. Our stockholder's deficiency at April 30, 2008 was $31,274.

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

                                                                                                                                                   SIDEWINDER EXPLORATIONS INC. a Nevada corporation (Registrant)

Dated:     July 29, 2008                                                                                                          /s/  Ross Harbottle
                                                                                                                                                  By: Ross Harbottle, President, Secretary, Treasurer, Principal Accounting Officer and Director