Form 10-Q
period 2008-07-31
Sidewinder Explorations Inc.
filed 2008-09-11
CIK 1387600

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2008

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ___    Accelerated filer ___    Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No___

At July 31, 2008, there were 1,000,000 shares of our common stock issued and outstanding.

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

Sidewinder Explorations Inc.
(A Development Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2008

Sidewinder Explorations Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 July 2008	As at 31 October 2007 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	91,777	269

	91,777	269

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	5,700	13,775
Loans payable (Note 6)	30,000	5,000
Due to related parties (Note 7)	-	2,008

	35,700	20,783

Stockholder’s deficiency
Capital stock (Note 9)
Authorized
175,000,000 of common shares, par value $0.001
25,000,000 of preferred shares, par value $0.001
Issued and outstanding
31 July 2008 - 1,000,000 common shares, par value $0.001
31 October 2007 - 1,000,000 common share, par value $0.001	1,000	1,000
Additional paid-in capital (Note 9)	47,000	29,000
Share subscriptions received in advance	93,000	-
Deficit, accumulated during the development stage	(84,923)	(50,514)

	56,077	(20,514)

	91,777	269

Nature and Continuance of Operations (Note 1) and Subsequent Events (Note 12)

On behalf of the Board:

/s/ Ross Harbottle, Director
By: Ross Harbottle

The accompanying notes are an integral part of these financial statements.

Sidewinder Explorations Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 7 December 2006 to 31 July 2008	For the three month period ended 31 July 2008	For the three month period ended 31 July 2007	For the nine month period ended 31 July 2008	For the period from the date of inception on 7 December 2006 to 31 July 2007
	$	$	$	$	$

Expenses
Acquisition of mineral property (Note 4)	6,000	-	-	-	6,000
Exploration and development (Note 4)	3,000	-	3,000	-	3,000
Bank charges	380	49	91	152	171
Consulting	5,000	-	-	-	-
Filing fees	3,600	350	-	2,000	850
Legal and accounting	28,343	5,250	1,325	14,132	6,235
Licences and permits	425	-	-	100	325
Management fees (Notes 8, 9 and 11)	28,500	4,500	4,500	13,500	9,000
Office and miscellaneous	75	-	-	25	50
Registered agent	100	-	-	-	-
Rent (Notes 8, 9 and 11)	9,500	1,500	1,500	4,500	3,000

Net loss for the period	(84,923)	(11,649)	(10,416)	(34,409)	(28,631)

Basic and diluted loss per common share		($0.012)	($0.010)	($0.034)	($0.029)

Weighted average number of common shares used in per share calculations		1,000,000	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Sidewinder Explorations Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 7 December 2006 to 31 July 2008	For the three month period ended 31 July 2008	For the three month period ended 31 July 2007	For the nine month period ended 31 July 2008	For the period from the date of inception on 7 December 2006 to 31 July 2007
	$				$

Cash flows from operating activities
Net loss for the period	(84,923)	(11,649)	(10,416)	(34,409)	(28,631)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related parties (Notes 8, 9 and 11)	38,000	6,000	6,000	18,000	12,000
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	5,700	1,500	(1,325)	(8,075)	50
Increase in demand loans	30,000	-	5,000	25,000	5,000

	(11,223)	(4,149)	(741)	516	(11,581)

Cash flows from financing activities
Increase (decrease) in due to related party	-	-	-	(2,008)	2,008
Share subscriptions received in advance (Note 9)	93,000	93,000	-	93,000	-
Common shares issued for cash (Note 9)	10,000	-	-	-	10,000

	103,000	93,000	-	90,992	12,008

Increase in cash and cash equivalents	91,777	88,851	(741)	91,508	427

Cash and cash equivalents, beginning of period	-	2,926	1,168	269	-

Cash and cash equivalents, end of period	91,777	91,777	427	91,777	427

Supplemental Disclosures with Respect to Cash Flows (Note 11)

The accompanying notes are an integral part of these financial statements.

Sidewinder Explorations Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Share subscriptions received in advance	Additional paid-in capital	Deficit, accumulated during the development stage	Stockholder’s deficiency
		$	$	$	$	$

Balance at 7 December 2006 (inception)	-	-	-	-	-	-
Common share issued for cash ($0.01 per share) (Note 9)	1,000,000	1,000	-	9,000	-	10,000
Contributions to capital by related party – expenses (Notes 8, 9 and 11)	-	-	-	20,000	-	20,000
Net loss for the period	-	-	-	-	(50,514)	(50,514)

Balance at 31 October 2007	1,000,000	1,000	-	29,000	(50,514)	(20,514)

Contributions to capital by related Parties – expenses (Notes 8, 9 and 11)	-	-	-	18,000	-	18,000
Share subscriptions received in advance (Note 9)	-	-	93,000	-	-	93,000
Net loss for the period	-	-	-	-	(34,409)	(34,409)

Balance at 31 July 2008	1,000,000	1,000	93,000	47,000	(84,923)	56,077

The accompanying notes are an integral part of these financial statements.

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2008

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

The Company’s financial statements as at 31 July 2008 and for the three and nine month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company had a loss of $11,649 for the three months ended 31 July 2008 (31 July 2007 - $10,416) and $34,409 for the nine month period ended 31 July 2008 (from inception on 7 December 2006 to 31 July 2007 - $28,631).  The Company's operating losses from inception on 7 December 2006 to 31 July 2008 were $84,923. The Company's working capital on 31 July 2008 was $56,077 (31 October 2007 - working capital deficiency of $20,514).

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

At 31 July 2008, the Company had suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Change in Accounting Policy

    Effective 31 October 2007, the Company adopted, on a retroactive basis, the provisions of Financial Accounting Standards Board (“FASB”) EITF 04-2 “Whether Mineral Rights
    are Tangible or Intangible Assets”.  EITF 04-2  establishes mineral rights as tangible assets, whereby the aggregate carrying amount of such mineral rights should be reported as a separate component of property, plant, and equipment.  The retroactive impacts of adopting EITF 04-2 had no impact on net loss or earnings per share for the years ended 31
    October 2007 and 2006 (Notes 3 and 4).

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2008

3.	Significant Accounting Policies

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

    Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of nine months or less.

    Mineral property costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are initially capitalized as tangible assets when purchased.  At the end of each fiscal quarter end, the Company assesses the carrying costs for impairment.  If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Mineral property exploration costs are expensed as incurred.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis.  Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards.  Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs (Note 4).

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
31 July 2008

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

Long-lived assets

In accordance with Statements of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstance that may suggest impairment. The Company recognized an impairment when the sum if the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2008

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 July 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 7 December 2006 to 31 July 2008.

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

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July  2008

Recent accounting pronouncements

    In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of  FASB Statement No. 60 (“SFAS
    No. 63”).  SFAS No. 163 provides enhanced guidance on the recognition and measurement  to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for financial statements  issued for fiscal years and interim periods beginning after 15
    December 2008, with early application not permitted.  The Company does not expect SFAS No. 163 to have an impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities.  Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles (“SAS No. 69”).  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The Company is currently evaluating the new disclosure requirements of SFAS 161 and the potential impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated results of operation and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after 15 December 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated results of operation and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the requirements of SFAS 159 and the potential impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending April 30, 2007.  The adoption of SFAS No. 158 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on May 1, 2008. The Company is currently reviewing the impact of this statement.

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2008

4.	Mineral Properties

    On 16 January 2007 the Company acquired a 100% interest in a mineral claim located in Clark County, Nevada (the “Christmas No1Lode Claim”) for $6,000. In March 2007 the
    Company commissioned a geological evaluation report of the Christmas No1Lode Claim and on 13 June 2007 received the completed report.

The Company made no expenditures on the Christmas No1Lode Claim property during the nine month period ended 31 July 2008 (from inception on 7 December 2006 to 31 July 2007 - $3,000, cumulative - $3,000).

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6.	Loans Payable

    Loans payable are non-interest bearing, unsecured and are payable on demand.

7.	Due to Related Parties

During the nine month period ended 31 July 2008, the amount due to a related party, a former director of the Company, was repaid in full. This loan was non-interest bearing, unsecured, and had no fixed terms of repayment.

8.	Related Party Transactions

    During the nine month period ended 31 July 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $13,500 (from inception on 7 December 2006 to 31 July 2007 - $9,000, cumulative - $28,500) and rent in the amount of $4,500 (from inception on 7 December 2006 to 31 July 2007 - $3,000, cumulative - $9,500) (Notes 9 and 11).

9.	Capital Stock

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

ii.
During the nine month period ended 31 July 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $13,500 (from inception on 7 December 2006 to 31 July 2007 - $9,000, cumulative - $28,500) and rent in the amount of $4,500 (from inception on 7 December 2006 to 31 July 2007 - $3,000, cumulative - $9,500) (Notes 8 and 11).

iii.
At 31 July 2008, the Company had received proceeds of $93,000 related to its initial public offering of 200,000 common shares of the Company on a self-underwritten basis, at an initial public offering price of $0.50 per share. There is no minimum number of shares which the Company must sell in this offering (Note 12).

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2008

10.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 July 2008.  There are no current or deferred tax expenses for the period ended 31 July 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine month period ended	For the period from the date of inception on 7 December 2006 to
	31 July 2008	31 July 2007
	$	$

Deferred tax asset attributable to:
Current operations	11,699	9,735
Contributions to capital by related parties	(6,120)	(4,080)
Less: Change in valuation allowance	(5,579)	(5,655)

Net refundable amount	-	-

    The composition of the Company’s deferred tax assets as at 31 July 2008 and 31 October 2007 are as follows:

	As at 31 July 2008	As at 31 October 2007
		(Audited)
	$	$

Net income tax operating loss carryforward	46,923	30,514

Statutory federal income tax rate	34%	34%

Deferred tax assets	15,954	10,375
Less: Valuation allowance	(15,954)	(10,375)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 July 2008, the Company has an unused net operating loss carry-forward balance of approximately $46,923 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2027 and 2028.

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 July 2008

11.	Supplemental Disclosures with Respect to Cash Flows

	For the nine month period ended 31 July 2008	For the period from the date of inception on 7 December 2006 to 31 July 2007
	$	$

Cash paid during the year for interest	-	-
Cash paid during the year for income taxes	-	-

    During the nine month period ended 31 July 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $13,500 (from inception on 7 December 2006 to 31 July 2007 - $9,000, cumulative - $28,500) and rent in the amount of $4,500 (from inception on 7 December 2006 to 31 July 2007 - $3,000, cumulative - $9,500) (Notes 8 and 9).

12.	Subsequent Events

    The following events occurred subsequent to 31 July 2008.

The Company received proceeds of $5,000 towards its self-underwritten initial public offering of 200,000 common shares of the Company at $0.50 per common share  (Note 9).

    The Company closed its self-underwritten initial public offering consisting of 196,000 common shares at $0.50 per common share for a total proceeds of $98,000 (Note 9).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our initial registration statement on Form SB-2, filed on December 27, 2007 with the U.S. Securities and Exchange Commission (SEC), and made effective on January 15, 2008. The registration statement, audited financial statements and all exhibits thereto are incorporated herein by this reference and can be found on the SEC website at www.sec.gov. Subsequent to the quarter ended July 31, 2008, but prior to the date of the filing of this report, on August 12, 2008, we completed and closed our initial public offering. We sold a total of 196,000 shares of our common stock at $.50 per share, and raised total proceeds of $98,000. Pursuant to the terms of the offering, the proceeds were held in a separate account until the offering was completed and closed, at which time we deposited the proceeds into our general business account to be used as set forthe in the Use of Proceeds section of our Form SB-2 registration statement, which can be found in its entirety on the SEC website at www.sec.gov.

We are a start up, development stage mining exploration company and have had not yet generated any revenues from operations since inception. From inception on December 7, 2006 to July 31, 2008, our total net loss is $84,923.

Three-month period ended July 31, 2008 as compared to the three-month period ended April 30, 2007

Results of Operations

We have generated no revenues since inception on December 7, 2006 and are still in the initial stages of start up. For the three-month period ended July 31, 2008,  we incurred net operating losses of $11,649, or $0.012 per share, as compared to net operating losses of $10,416, or $0.010 per share, for the three-month period ended July 31, 2007.

Our total expenses for the three-month period ended July 31, 2008 were $11,649, consisting of management fees accrued and payable to an officer and director in the amount of $4,500 (2007 - $4,500, cumulative - $28,500), legal and accounting fees in the amount of $5,250 (2007 - $1,325, cumulative - $28,343), filing fees in the amount of $350 (2007 - $0, cumulative - $3,600), bank service charges in the amount of $49 (2007 - $91, cumulative - $380) and rent in the amount of $1,500 (2007 - $1,500, cumulative - $9,500).

Related party transactions

During the nine-month period ended July 31, 2008, an officer and director made contributions to capital for management fees in the amount of $13,500 (from inception on December 7, 2006 to July 31, 2007 - $9,000, cumulative - $28,500) and rent in the amount of $4,500 (from inception on December 7, 2006 to July 31, 2007 - $3,000, cumulative - $9,500).

Liquidity and Capital Resources

At July 31, 2008, our cash in the bank was $91,777.  We expect our current cash in the bank to satisfy our cash requirements for at least the next 12 months without having to raise additional funds or seek bank loans.

Since inception, we have used our common stock to raise money for our operations and to pay outstanding indebtedness. Our stockholder's equity at July 31, 2008 was $56,077.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are currently in the start up, development stage and have just completed an initial public offering of our common stock to raise the cash required to implement our proposed business operations. In addition, we are a smaller reporting company, as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

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

                                                                                                                                                   SIDEWINDER EXPLORATIONS INC. a Nevada corporation (Registrant)

Dated:     September 6, 2008                                                                                                          /s/  Ross Harbottle
                                                                                                                                                  By: Ross Harbottle, President, Secretary, Treasurer, Principal Accounting Officer and Director