Form 10-K
period 2008-10-31
Sidewinder Explorations Inc.
filed 2009-01-12
CIK 1387600

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended  October 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act: Large accelerated filer [  ] Accelerated filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ X ] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter. Registrant’s Common Stock is not currently listed for trading on any market.

At October 31, 2008, registrant had 1,000,000 shares of its $0.001 par value common stock issued and outstanding, all held by its sole officer and director. Subsequent to the fiscal year end, on November 4, 2008, registrant completed an initial public offering of its securities and issued a total of 200,000 shares to unrelated third parties. Registrant's common stock is not currently listed for trading on any stock exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Certain documents and exhibits required to be filed with this report are incorporated by reference in the Exhibit Table in Part IV of this Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains information that may be deemed forward-looking, that is based largely on the Company’s (as defined below) current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated.

Among such risks, trends and other uncertainties, which in some instances are beyond its control, may be the Company’s ability to generate cash flows and maintain liquidity sufficient to service its debt, and comply with or obtain amendments or waivers of the financial covenants contained in its credit facilities, if necessary. Other risks and uncertainties include the impact of continuing adverse economic conditions, potential changes in the mining exploration industry, energy costs, interest rates and the availability of credit due to instability in the credit markets, labor costs, legislative and regulatory rulings and other results of operations or financial conditions, increased capital and other costs, competition and other risks detailed from time to time in the Company’s publicly filed documents.

The words “may”, “will”, “would”, “could”, “believes”, “expects”, “anticipates”, “intends”, “plans”, “projects”, “considers” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this report. The Company does not undertake to publicly update or revise its forward-looking statements.

PART I
ITEM 1. BUSINESS

Sidewinder Explorations Inc. was incorporated under the laws of the State of Nevada on December 7, 2006. We are an exploration stage company engaged in the acquisition and exploration of mineral properties for the purpose of discovering the presence of minerals and ores, if any.
Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral. We are in the early stages of our exploration program and have not yet discovered any economically viable mineral deposits on our mineral property.  Our administrative offices are located in Kamala, Phuket, Thailand in the home of our sole officer and director, and our fiscal year end is October 31.

We are a relatively new company and, as such, are considered to be a junior mining company. It is common practice in the mining industry for a junior mining company to complete exploration activities on a property to determine if any minerals exist. At such time as mineralization is located, a junior mining company then generally attempts to recruit a major mining company, with ample cash reserves and equipment, to assist in the development of the property. As a junior mining company, we intend to conduct exploration activities on our properties and, if warranted, will seek a major mining company to joint venture in any development and/or production. However, since we are in the early stages of exploration activities at this time, there is no guarantee we will locate any mineralization on our properties or, if mineralization is located in a quantity sufficient to warrant development, there is no guarantee we will be able to recruit a major mining company to join us as a joint venture partner. In the event we are unable to enter into a joint venture agreement with a major mining company to assist in the development of our properties if mineralization is found, as a junior mining company with limited cash reserves, we will likely be required to raise additional monies, either through sales of our equity securities or through loans from financial institutions or third parties, prior to commencement of any development activities on our properties.

In January 2007 we purchased the Christmas No. 1 Lode Mining Claim in the Yellow Pine Mining District, Clark County, Nevada. The region is known for its historic production of lead, zinc, silver and gold. The claim covers an area of approximately 20 acres that we believe are prospective for gold and copper mineral deposits.

We completed a geological report on the property and have determined to proceed with the first phase of our exploration program. The cost of the geological report was $3,000 and the estimated cost to complete the recommended Phase I and II programs will be $19,000 and to complete the Geochemical (MMI) survey portion of Phase III will be $20,000.

Subsequent to our fiscal year end, on November 4, 2008, we closed an initial public offering selling 200,000 shares of common stock for $0.50 per share and raised a total of $97,000, which we are using for our business operations.

Description of our Properties and Mining Claims

In January 2007, we acquired the Christmas No 1 Lode Mining Claim (the "Claim") in the Yellow Pine Mining District in Clark County, Nevada. The Claim covers some former underground exploratory workings on a mineral showing. During World War I, this region was one of the most productive in the Western USA for Lead and Zinc production. The Claim is indicated to be underlain by the Yellow Pine Limestone Member of the Monte Cristo Limestone Foundation.

The property consists of one claim comprised of twenty (20) acres recorded as the Christmas No 1 Lode Claim. It is located within the Section 34 Range 58E, Township 25S at the easternmost portion of the Yellow Pine Mining District of Clark County, Nevada. It is situated at the southern end of the Sheep Mountain Range and covers the northeasterly and Southwesterly facing slopes of a northerly trending ridge. The topography is gentle, ranging from a mid wash at 1000 to 1250 feet at the southwest and northeast corners of the Christmas No 1 Lode Claim. The area is of a typical desert climate with relatively high temperatures and low precipitation.

In June 2007, we commissioned a geological evaluation report of the claim which recommended a multi phase approach to develop the property. Phase I comprises of prospecting, trenching and sampling over known mineralization zones with follow phases including underground mapping & sampling, VLF-EM & magnetometer surveys, Geochemical (MMI) survey and Test diamond drilling of prime targets.

The Christmas Lode No 1 Mining Claim incorporates some exploratory workings on mineral zones hosting “ore-grade” mineralization of sufficient economic values to be shipped to a smelter in the early 1900’s. As the nature of the mineralization nor the controlling structures to the mineralization are not known, and as the Yellow Pine district has a history of significant zinc production from within veins or replacements of brecciated rocks along fault zones. With the significant increase in the current prices of lad and zinc, the mineralized zones on the Christmas No 1 Lode Mining Claim should be explored for potentially economical mineral zones.

The geological evaluation report recommended that prospecting, trenching and sampling be completed over the known mineral zone to determine geological controls to the mineralization and to determine the nature of the mineralization. As a follow-up to the initial investigation of the mineralized structure, a VLF-EM survey and soil sampling is recommended to be completed along the determined extensions of the known mineral zones, underground mapping and sampling, in addition to VLF-EM and magnetometer surveys should be completed. As a third phase to the exploration program, geochemical soil (MMI) surveys should be completed to locate prime targets to test for sub-surface mineralization by diamond drilling.

Our Proposed Exploration Program:

As recommended by the geological report, Phase I exploration, comprising of prospecting, trenching and sampling over the known mineralized zones, is required to further determine the feasibility of the site for development. As each Phase is completed, the results will be analyzed and a decision whether or not to proceed to the next Phase will be made.

The exploration program on The Christmas No1 Lode Claim has been designed to economically explore and evaluate the Claim which, in our opinion, may merit development.

We do not claim to have any mineralization or reserves whatsoever at this time on any of our properties; however, based on preliminary research and geological report on our property and the surrounding area, we believe there is a sufficient basis to warrant further exploration of the property.

The following table summarizes the recommended exploration program and estimated costs:

Phase I

Prospecting, trenching and sampling over known mineralizing zones                                $   6,500

Phase II

VLF-EM and magnetometer surveys, and underground mapping and sampling              $ 12,500

Phase III

Geochemical (MM) Survey                                                                                                        $ 20,000

Test diamond drilling of the prime targets                                                                               $ 80,000

Total Estimated Exploration Costs                                                                                                       $119,000

Environmental Regulations

Environmental laws and regulations relating to public lands are expected to be tightly enforced. We intend to explore and, when required, develop all of our properties in strict compliance with all environmental requirements applicable to the mineral processing and mining industry. We will secure all the necessary permits for exploration and, if development is warranted, will file final Plans of Operation prior to the commencement of any mining operations. We anticipate no discharge of water into any active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No significant endangered species will be disturbed. Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to all legal requirements. Any portals, adits or shafts will be sealed should the property be abandoned.

It is difficult to estimate the cost of compliance with environmental laws at this time, since the full nature and extent of our proposed activities cannot be determined until we receive the proceeds of this Offering and commence our operations. At that time, we will determine what that will involve from an environmental standpoint and will begin our compliance efforts.

Government Regulations

We will be subject to all the laws, rules and regulations which govern the mineral processing and mining industry in the State of Nevada and intend to fully comply with all environmental, health and safety laws, rules, regulations and statutes.

Specifically, the proposed exploration of the property will be governed by the State of Nevada Mining laws, rules and regulations. We will determine and comply with all rules and regulations governing operations prior to commencement of any exploration activities subject to permitting and/or licensing.

Competition

The mining industry is highly fragmented and competitive. We are competing with many other exploration companies looking for gold and other minerals. Our Company is among the smallest exploration companies in existence and is an infinitely small participant in the exploration business, which is the foundation of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from its current claims or properties. Readily available commodities markets exist around the world for the sale of minerals. Therefore, if we discover mineralization on our properties, we would likely be able to sell the minerals in the market.

Employees and Employment Agreements

At present, we have no employees, other than our officers who devote their time as required to our business operations. These officers are not presently compensated for their services and do not have employment agreements with us. We intend to retain independent geologists and consultants on a contract basis to conduct the work programs on the mineral property in order to carry our plan of operations. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Corporate Governance and Public Information

The Company has adopted common corporate governance practices and intends to fully adhere to the mandates of Sarbanes-Oxley regarding its responsibilities as a public company. Since our Board of Directors currently consists of only one director,  we do not yet have Audit, Executive Compensation and/or Nominating and Corporate Governance committees. Our sole director currently approves all services to be provided by the Company’s independent registered public accounting firm and its affiliates.

ITEM 1A. RISK FACTORS

Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described below. You should carefully consider the following risk factors and other information in this 10-K before deciding to invest in our securities.

Risk factors associated with our Company:

We are in the organizational and development stages and any investment in our securities involves a high degree of risk. A prospective investor should, therefore, be aware that in the event we are not successful in our business plans, any investment in our securities may be lost and we may be faced with the possibility of liquidation. In the event of liquidation, existing stockholders will, to the extent that assets are available for distribution, receive a disproportionately greater share of the assets in relation to their cash investment in our securities, than will any of our other shareholders, in that holders of common stock are entitled to share on a pro rata basis in the assets, if any, of our Company that would be available for distribution.

a. We lack an operating history. Our Company was incorporated in December 2006 and has not yet realized any revenues. We have no operating history upon which an evaluation of our future prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the competitive mining industry. The mining business is, by nature, extremely speculative. Our ability to achieve and maintain profitability and positive cash flow will be highly dependent upon a number of factors, including our ability to locate profitable mineral properties and generate revenues, while reducing exploration costs. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the exploration of our mineral properties. We cannot guarantee that we will be successful in realizing revenues or achieving or sustaining positive cash flow in the future and any such failure could have a material adverse effect on our business, financial condition and results of operations. We anticipate being able to sustain operations for a period of at least the next  twelve (12) months without being forced to seek additional financing to continue our business operations and exploration of our properties; however, there is no assurance that we will be able to do so.

b. If we do not obtain additional financing, our business plan will fail.  We believe our operating funds will be sufficient to complete the Phase I exploration operations on our mineral claim; however, we will need to obtain additional financing in order to complete our business plans. As of October 31, 2008, we had cash in the bank of $87,561. Our business plan calls for significant expenses in connection with the exploration of our mineral claim. The Phase I exploration program on the property as recommended by our consulting geologist, L. Sookochoff, is estimated to cost approximately $6,500. We will require additional financing in order to complete any further recommended phase of work on our mineral claim as a result of completing the first phase. We currently do not have any arrangements for financing and we may not be able to obtain financing as and when required.

c. If we do not obtain clear title to our mineral claim, our business may fail. While we have obtained a geological report with respect to our mineral property, this should not be construed as a guarantee of title. The property may be subject to prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects. The property has not been surveyed and, therefore, the precise location and boundaries of the property may be in doubt. We will likely complete a survey on the property as part of the proposed first phase exploration work program. If the survey results are defective, we will lose all right and title to the ground now held by the mineral claim. If we are unable to obtain clear title to the property, you could lose any investment you make in our securities.

The validity of certain mining claims depends upon numerous circumstances and factual matters, many of which are discoverable of record or by other available means, and is subject to many uncertainties of existing law and its applications. If the mining claims we have acquired are determined to be invalid, our planned business operations would be delayed until we were able to locate and acquire additional valid claims. Such a discovery of invalidity of the claims or a delay in implementing our proposed operations could result in a total loss of any investment or an inability to sell any shares you purchase in our Company.

d. If we are unable to maintain our interest in our Yellow Pine Mining District mineral claim, then we will lose the mineral claim and our business will fail. Our mineral properties consist of our interest in Christmas No 1 Lode Mining Claim. The State of Nevada charges an annual fee of $125 per mineral claim on the 1st of September of each year to keep the claim in good standing. We must also make annual exploration expenditures on the mineral property of at least $100 per mineral claim, by the 1st of every September in order to keep our property in good standing with the State of Nevada. If we do not complete the exploration expenditures, we must either make the payment in lieu of the exploration work by the 30th of every December or lose any interest in our mineral claim. If we fail to make any of the required payments, you could lose all or part of any investment you make in our securities.

e. We are dependent on additional financing which may not be available and may result in additional dilution.  Our continued operations will be dependent upon our ability to generate revenues from operations and/or obtain further financing, if and when needed, through borrowing from banks or other lenders or equity funding. There is no assurance that sufficient revenues can be generated or that additional financing will be available, if and when needed, or on terms favorable to us. In addition, any future equity funding would most likely result in a further dilution to our stockholders.

f. Supplies needed for exploration may not always be available when needed.  Competition and unforeseen limited sources of supplies needed for our proposed exploration work could result in occasional spot shortages of supplies of certain products, equipment or materials. There is no guarantee that we will be able to obtain certain products, equipment and/or materials as and when needed, without interruption, or on favorable terms. Such delays could affect our proposed exploration plans, which could impact your ability to resell any securities you own if and when a market is established for our common stock and could require you to hold them for a longer term than expected.

g. Because we do not have any revenues, we expect to incur operating losses for the foreseeable future. We have never earned revenues and we have never been profitable. Prior to completing exploration on the mineral property, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate financing to continue the exploration of our mineral claim, we will fail and you will lose any investment you make in our securities.

h. Our auditors have raised substantial doubt about our ability to continue as a going concern.  We have incurred a net loss of $102,150 for the period from December 07, 2006 (inception) to October, 31, 2008 and have generated no revenues to date. Our future is totally dependent upon our receipt of the proceeds from this offering or our ability to obtain financing, as well as upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the period from inception to October 31, 2008. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected. In any such event, you could risk a loss of any investment you make in our securities.

i. The mineral exploration industry is highly speculative.  Gold, silver and strategic metals exploration is highly speculative in nature, involving many risks which even a combination of scientific knowledge and experience cannot overcome, often resulting in unproductive efforts. We cannot guarantee that our exploration work will be successful or that any minerals will be found or that any production of minerals will be realized, if found. Although we believe there is a sufficient basis to engage in exploration work on our property, such work may not result in the discovery of any known minerals or revenues, which could result in a total loss of any investment you make in our securities.

j. Our Company’s success is dependent upon the price of precious metals and ores. Our continued existence and future profitability is highly dependent upon the price of precious metals and ores. The economic viability of a mineral exploration program is highly dependent on, among many other factors, political issues and general economic conditions. During periods of economic downturn or slow economic growth, coupled with eroding consumer confidence or rising inflation, the price and/or sale of precious metals could be severely impacted. Such factors would likely have an immediate effect on our business operations and/or profitability, which could result in a loss of your investment or ability to liquidate any shars you hold in our Company.

k. We are subject to risks inherent in the mining industry and at present we do not have any insurance against such risks.  The business of mining for silver and other metals is generally subject to a number of risks and hazards including environmental hazards, industrial accidents, labour disputes, unusual or unexpected geological conditions, pressures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. At the present time, we do not intend to obtain insurance coverage and even if we were to do so, no assurance can be given that such insurance will continue to be available or that it will be available at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to companies in the mining industry on acceptable terms. We might also become subject to liability for pollution or other hazards which may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations. Mining operations will be subject to risks normally encountered in the mining business.

l. We may be delayed by or unable to comply with government and environmental laws.  We may be delayed by or unable to comply with government and environmental laws, rules and regulations related to our proposed operations which could severely impact our business operations. Our proposed mineral exploration programs will be subject to extensive laws, rules and regulations. Various governmental permits will be required prior to implementation of proposed exploration operations. We are not assured of receiving such permits as and when needed for operations, or at all. There is no assurance environmental or safety standards more stringent than those presently in effect may not be enacted, which could adversely affect future exploration programs. Also, the industry often finds itself in conflict with the interests of private environmental groups which often have an adverse effect on the mining industry.

m. We are subject to compliance with government regulation that may increase the anticipated time and cost of our exploration program.  There are several governmental regulations that materially restrict the exploration of minerals. We are subject to the mining laws and regulations of the State of Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our time and costs of doing business and prevent us from carrying out our exploration program.

n. We can provide no assurance that we will be able to successfully advance the mineral claim into commercial production.  Our mineral property does not contain any known bodies of ore. If our exploration programs are successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the mineral claim into commercial production. In such an event, we may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible, and you may lose your entire investment in any securities you own in our Company.

o. Because our sole director and officer has no experience in mineral exploration or formal training specific to the technicalities of mineral exploration, there is a higher risk our business could fail.  Our director and officer has no experience in mineral exploration and does not have formal training as a geologist or in the technical aspects of management of a mineral exploration company. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan for the exploration of our mineral claim. In addition, we will have to rely on the technical services of others with expertise in geological exploration in order for us to carry out planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan. There is, thus, a higher risk that our operations, earnings and ultimate financial success could suffer irreparable harm. Our business could fail and you could lose any investment you make in our securities.

p. Because our management lacks technical training and experience with exploring for, starting and/or operating a mine, there is a higher risk our business could fail.  Our management lacks technical training and experience with exploring for, starting and/or operating a mine. With no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working within this industry. Their decisions and choices may not take into account standard engineering or managerial approaches which mineral exploration companies commonly use. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in the industry.

q. Because our executive officer has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operation, causing our business to fail.  Our executive officer is currently spending only approximately 10% of his business time on providing management services to us. While he presently possess adequate time to attend to our interests, it is possible that the demands from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development, resulting in a loss of any investment you make in our securities.

r. Because of the fiercely competitive nature of the mining industry, we may be unable to maintain or acquire attractive mining properties on acceptable terms which will materially affect our financial condition.  The mining industry is competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, precious and base metals. Many of these companies have greater financial resources, operational experience and technical capabilities. As a result of this competition, we may be unable to maintain or acquire attractive mining properties on terms it considers acceptable or at all. Consequently, our revenues, operations and financial condition could be materially adversely affected.

Risks related to our common stock:

a. We cannot assure a public market for the shares. There is currently no public trading market for our securities and there is no guarantee that a regular and established market will develop for our common stock or that, if such a market does develop, it will continue. There is also no assurance as to the depth of liquidity of any market for common stock or the prices at which holders may be able to sell any shares they may own in our Company. As a result, an investment in our securities may be totally illiquid and investors may not be able to liquidate their investment readily, or at all. In the event that an established public market does develop for our common stock, market prices will be influenced by many factors, and will be subject to significant fluctuation in response to variations in our operating results and other factors such as investor perceptions of our Company, supply and demand, interest rates, general economic conditions and those specific to the industry and developments regarding our activities, future financial condition and management.

b. Issuance of additional shares will reduce the control held by the investors and result in dilution of the book value of their Shares.  The issuance of any additional shares of our common stock will reduce the amount of control held by our current stockholders and may result in a dilution of the book value of the shares they own. There are presently no commitments, contracts or intentions to issue any additional shares to any persons.

c. Penny Stock Rules could result in the possible inability to sell your Shares in a secondary market.  Rule 3a5-1 of the Securities Exchange Act of 1934 (the "Exchange Act") defines a "penny stock" as an equity security that is not, among other things: a) a reported security (i.e., listed on certain national securities exchanges); b) a security registered or approved for registration and traded on a national securities exchange that meets certain guidelines, where the trade is effected through the facilities of that national exchange; c) a security listed on NASDAQ; d) a security of an issuer that meets certain minimum financial requirements, i.e., "net tangible assets" in excess of $8,000,000 (if the issuer has been continuously operating for less than three years) or $5,000,000 (if the issuer has been continuously operating for more than three years), or "average revenue" of at least $6,000,000 for the last three years); or e) a security with a price of at least $5.00 per share for the transaction in question or that has a bid quotation (as defined in the Rule) of at least $5.00 per share. Under Rule 3a5-1, our Company's Common Stock offered herein falls within the definition of a "penny stock." Accordingly, trading in our securities is subject to the requirements of Rule 15g-9 and Section 15(g) under the Exchange Act. Rule 15g-9 imposes additional sales practice requirements on broker-dealers who sell non-exempt securities to persons other than established customers. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Pursuant to Section 15(g) and related Rules, brokers and/or dealers, prior to effecting a transaction in a penny stock, will be required to provide investors with written disclosure documents containing information concerning various aspects involved in the market for penny stocks as well as specific information about the penny stock and the transaction involving the purchase and sale of that stock (e.g., price quotes and broker-dealer and associated person compensation). Subsequent to the transaction, the broker will be required to deliver monthly or quarterly statements containing specific information about the penny stock. The foregoing requirements will most likely negatively affect the ability of purchasers herein to sell their shares in the secondary market.

d.  Potential future sales pursuant to Rule 144 could have a depressive effect on the price our our common stock.  Any future sales of our common stock held by our officers, directors and/or principal shareholders could have a depressive effect on the price of our common stock in any public market which may develop, assuming there is such a market, of which there can be no assurance. A total of 1,000,000 shares of  our “restricted” Common Stock were issued as consideration for proprietary rights, business plans, organizational services and expenses and cash in the amount of $10,000 or $.001 per share. All of said shares are held by our president who is also a director of our Company and who holds such shares as "restricted securities", as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended. However, these securities may only be sold in compliance with Rule 144 which provides, in essence, that officers and directors and others holding restricted securities (such as those described above) may each sell, in brokerage transactions, an amount equal to 1% of our Company’s total outstanding Common Stock every three (3) months. In addition, Rule 144 provides that shares must not be sold until they have been held for a period of at least one (1) year from the date they were fully paid for. The possible sale of these restricted securities under Rule 144 may, in the future, have a depressive effect on the price of our Common Stock in any public market which may develop, assuming there is such a market, of which there can be no assurance. Furthermore, persons holding restricted securities for two (2) years who are not "affiliates" of our Company, as that term is defined in Rule 144, may sell their securities pursuant to Rule 144 without any restrictions and/or limitations on the number of shares sold, assuming there is such a market, of which there can be no assurance.

e. No cash dividends have been or will be paid on our common stock. No cash dividends have been declared or paid on the shares of our common stock to date, nor is it anticipated that any such dividends will be declared or paid to stockholders in the foreseeable future. It is currently anticipated that any income received from operations will be reinvested and devoted to our future operations and/or to expansion.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our current office at the office of our President at no charge to us; our mailing address is 13/7 Moo 6, Kamala-Patong Hwy, Kamala, Phuket, Thailand, 83120.

In January 2007 we purchased the Christmas No 1 Lode Mining Claim in the Yellow Pine Mining District, Clark County, Nevada covering an area of approximately 20 acres.

ITEM 3. LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings and, to the best of our knowledge, there is no material litigation pending or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended October 31, 2008.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON STOCK

Our common stock has not yet been listed for trading on any public stock exchange; however, an application for listing has recently been filed with NASDAQ and we are awaiting approval and issuance of a stock trading symbol. As a result, no table with trading volume and closing price history is included in this report.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data is as follows:

	October 31	October 31
	2008	2007

OPERATING RESULTS

Revenues	$0	$0
Operating expenses, excluding depreciation, amortization and other assets	51,636	50,514
Operating income (loss)	(51,636)	(50,514)

EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted loss per common share	$(0.052)	$(0.051)

Weighted average common shares used in per share calculations	1,000,000	1,000,000

Total assets	$87,561	$269
Total liabilities	38,711	20,783
Stockholders’ equity	48,850	(20,514)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in this report. Subsequent to the quarter ended October 31, 2008, we completed and closed our initial public offering of securities. We sold a total of 194,000 shares of our common stock at $.50 per share, and raised total proceeds of $97,000. We are a start up, development stage mining exploration company and have had not yet generated any revenues from operations since inception. From inception on December 7, 2006 to October 31, 2008, our total net loss is $102,150.

Fiscal year ended October 31, 2008 as compared to the fiscal year ended October 31, 2007:

We have generated no revenues since inception on December 7, 2006 and are still in the initial stages of start up. For the fiscal year ended October 31, 2008, we incurred net operating losses of $51,636, or $0.052 per share, as compared to net operating losses of $50,514, or $0.051 per share, for the fiscal year ended October 31, 2007.

Our total expenses for the fiscal year ended October 31, 2008 were $51,636, consisting of management fees accrued and payable to an officer and director in the amount of $18,000 (2007 - $15,000, cumulative - $33,000), legal and accounting fees in the amount of $22,867 (2007 - $14,211, cumulative - $37,078), filing fees in the amount of $2,350 (2007 - $1,600, cumulative - $3,950), bank service charges in the amount of $1,373 (2007 - $228, cumulative - $1,601) , exploration and development expenses in the amount of $320 (2007 - 3,000, cumulative $3,320), licenses and permits in the amount of $601 (2007 - 325, cumulative $926), miscellaneous office expenses in the amount of $125 (2007 $150 - cumulative $275) and rent in the amount of $6,000 (2007 - $5,000, cumulative - $11,000). Our expenses have remained approximately the same for the past two fiscal years, except for our legal and accounting expense, which has increased substantially as a result of additional acounting fees required to prepare and file our annual and quarterly reports now that we are a fully reporting company.

Related party transactions

During the fiscal year ended October 31, 2008, an officer and director made contributions to capital for management fees in the amount of $18,000 (from inception on December 7, 2006 to October 31, 2007 - $15,000, cumulative - $33,000) and rent in the amount of $6,000 (from inception on December 7, 2006 to October 31, 2007 - $5,000, cumulative - $11,000).

Liquidity and Capital Resources

At October 31, 2008, our cash in the bank was $87,561. We expect our current cash in the bank to satisfy our cash requirements for at least the next 12 months without having to raise additional funds or seek bank loans.

Since inception, we have used our common stock to raise money for our operations and to pay outstanding indebtedness. Our stockholder's equity at October 31, 2008 was $48,850.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are currently in the start up, development stage and have just completed an initial public offering of our common stock to raise the cash required to implement our proposed business operations. In addition, we are a smaller reporting company, as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Immediately following are our audited financial statements and notes for the fiscal year ended October 31, 2008.

Sidewinder Explorations Inc.
(A Development Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
31 October 2008

James Stafford

James Stafford
Chartered Accountants
Suite 350 - 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754

* Incorporated professional, James Stafford, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sidewinder Explorations Inc.
(A Development Stage Company)

We have audited the balance sheets of Sidewinder Explorations Inc. (the “Company”) as at 31 October 2008 and 2007 and the related statements of operations, cash flows and changes in stockholders’ deficiency for the year ended 31 October 2008 and for the period from the date of inception on 7 December 2006 to 31 October 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 31 October 2008 and 2007 and the results of its operations, its cash flows and its changes in stockholders’ deficiency for the year ended 31 October 2008 and for period from the date of inception on 7 December 2006 to 31 October 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations.  Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          /s/ James Stafford
Vancouver, Canada                                                                                                                                                   Chartered Accountants

22 December 2008

Sidewinder Explorations Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
_________________________________________________________________________________________________________________________________________________________________________________

	As at 31 October 2008	As at 31 October 2007
	$	$

Assets

Current
Cash and cash equivalents	87,561	269

	87,561	269

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	4,000	13,775
Notes payable (Note 5)	34,711	5,000
Due to related parties (Note 6)	-	2,008

	38,711	20,783

Stockholders’ deficiency
Capital stock (Note 8)
Authorized
175,000,000 of common shares, par value $0.001 25,000,000 of preferred shares, par value $0.001
Issued and outstanding
31 October 2008 – 1,000,000 common shares, par value $0.001
31 October 2007 – 1,000,000 common shares, par value $0.001	1,000	1,000
Additional paid-in capital	53,000	29,000
Share subscriptions received in advance	97,000	-
Deficit, accumulated during the development stage	(102,150)	(50,514)

	48,850	(20,514)

	87,561	269

Nature and Continuance of Operations (Note 1), Commitment (Note 11) and Subsequent Event (Note 12)

On behalf of the Board:

    “Ross Harbottle”, Director
  Ross Harbottle

The accompanying notes are an integral part of these financial statements.

Sidewinder Explorations Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
__________________________________________________________________________________________________________________________________________________________________________________

	For the period from the date of inception on 7 December 2006 to 31 October 2008	For the year ended 31 October 2008	For the period from the date of inception on 7 December 2006 to 31 October 2007
	$	$	$

Expenses
Bank charges and interest	1,601	1,373	228
Consulting	5,000	-	5,000
Exploration and development (Note 3)	3,320	320	3,000
Filing fees	3,950	2,350	1,600
Legal and accounting	37,078	22,867	14,211
Licences and permits	926	601	325
Management fees (Notes 7, 8 and 10)	33,000	18,000	15,000
Office and miscellaneous	75	25	50
Registered agent	200	100	100
Rent (Notes 7, 8 and 10)	11,000	6,000	5,000
Write-down of mineral property acquisition costs (Note 3)	6,000	-	6,000
Net loss for the period	(102,150)	(51,636)	(50,514)

Basic and diluted loss per common share		($0.052)	($0.051)

Weighted average number of common shares used in per share calculations		1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Sidewinder Explorations Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
__________________________________________________________________________________________________________________________________________________________________________________

	For the period from the date of inception on 7 December 2006 to 31 October 2008	For the year ended 31 October 2008	For the period from the date of inception on 7 December 2006 to 31 October 2007
	$	$	$

Cash flows from operating activities
Net loss for the period	(102,150)	(51,636)	(50,514)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest (Note 5)	1,211	1,211	-
Contributions to capital by related parties (Notes 7, 8 and 10)	44,000	24,000	20,000
Write-down of mineral property acquisition costs (Note 3)	6,000	-	6,000
Changes in operating assets and liabilities
Increase in demand loans	33,500	28,500	5,000
Increase (decrease) in accounts payable and accrued liabilities	4,000	(9,775)	13,775

	(13,439)	(7,700)	(5,739)

Cash flows from investing activities
Mineral property acquisition costs (Note 3)	(6,000)	-	(6,000)

Cash flows from financing activities
Increase (decrease) in due to related party	-	(2,008)	2,008
Share subscriptions received in advance (Note 8)	97,000	97,000	-
Common shares issued for cash	10,000	-	10,000

	107,000	94,992	12,008
Increase in cash and cash equivalents	87,561	87,292	269

Cash and cash equivalents, beginning of period	-	269	-

Cash and cash equivalents, end of period	87,561	87,561	269

Supplemental Disclosures with Respect to Cash Flows (Note 10)

Sidewinder Explorations Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
_________________________________________________________________________________________________________________________________________________________________________________

	Number of shares issued	Share capital	Additional paid in capital and share subscriptions	Deficit, accumulated during the development stage	Stockholder’s deficiency
		$	$	$	$

Balance at 7 December 2006 (inception)	-	-	-	-	-
Common shares issued for cash ($0.01 per share) (Note 8)	1,000,000	1,000	9,000	-	10,000
Contributions to capital by related party – expenses (Notes 7, 8 and 10)	-	-	20,000	-	20,000
Net loss for the period	-	-	-	(50,514)	(50,514)

Balance at 31 October 2007	1,000,000	1,000	29,000	(50,514)	(20,514)
Share subscriptions received in advance (Note 8)	-	-	97,000		97,000
Contributions to capital by related party – expenses (Notes 7, 8 and 10)			24,000		24,000
Net loss for the period	-	-	-	(51,636)	(51,636)

Balance at 31 October 2008	1,000,000	1,000	150,000	(102,150)	48,850

The accompanying notes are an integral part of these financial statements.

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 October 2008
_________________________________________________________________________________________________________________________________________________________________________________

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

The Company’s financial statements as at 31 October 2008 and for the period from inception on 7 December 2006 to 31 October 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $51,636 for the year ended 31 October 2008 (for the period from inception on 7 December 2006 to 31 October 2007 - $50,514). At 31 October 2008, the Company had working capital of $48,850 (31 October 2007 - working deficit of $20,514).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that after raising addition capital by completing a private placement of its common shares that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 October 2009.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 October 2008, the Company had suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 October 2008
_________________________________________________________________________________________________________________________________________________________________________________

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

As of the date of these financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs (Note 3).

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

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 October 2008
_________________________________________________________________________________________________________________________________________________________________________________

Long-lived assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstance that may suggest impairment.  The Company recognized an impairment when the sum if the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Financial instruments

The carrying value of cash, accounts payable and accrued liabilities, notes payable and due to related parties approximates their fair value because of the short maturity of these instruments.  The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates.  The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

    Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 October 2008
_________________________________________________________________________________________________________________________________________________________________________________

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 October 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Segments of an enterprise and related information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”.  SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers.  SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company has evaluated this SFAS and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 7 December 2006 to 31 October 2008.

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 October 2008
_________________________________________________________________________________________________________________________________________________________________________________

    Foreign currency translation

The Company’s functional and reporting currency is in U.S. dollar.  The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Comparative figures

Certain comparative figures have been adjusted to conform to the current year’s presentation.

Recent accounting pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The Company does not expect SFAS 163 to have an impact on its financial statements.

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 October 2008
_______________________________________________________________________________________________________________________________________________________________________________

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities.  Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS 69”).  SAS 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company does not expect SFAS 162 to have a material effect on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivate instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133.  SFAS 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its results of operation and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 October 2008
________________________________________________________________________________________________________________________________________________________________________________

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after 15 November 2007.  The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for fiscal years beginning after 15 November 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3.	Mineral Properties

On 16 January 2007, the Company acquired a 100% interest in a mineral claim located in Clark County, Nevada (the “Christmas No1Lode Claim”) for $6,000.  Expenditures related to the Christmas No1Lode Claim property for the year ended 31 October 2008 consist of claim maintenance and permitting of $320 (for the period from inception on 7 December 2006 to 31 October 2007 - $3,000).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Notes Payable

Notes payable bear interest at 4% per annum, are unsecured and are payable on demand.  The balance of $34,711 as at 31 October 2008 consists of principal and accrued interest of $33,500 and $1,211, respectively.

6.	Due to Related Party

As at 31 October 2008, the amount due to related party, a former director of the Company, is $Nil (31 October 2007 - $2,008).

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 October 2008
_________________________________________________________________________________________________________________________________________________________________________________

7.	Related Party Transactions

During the year ended 31 October 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 (for the period from inception on 7 December 2006 to 31 October  2007 - $15,000, cumulative - $33,000) and rent in the amount of $6,000 (for the period from inception on 7 December 2006 to 31 October 2007 - $5,000, cumulative -$11,000) (Notes 8 and 10).

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

ii.
During the year ended 31 October 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 (for the period from inception on 7 December 2006 to 31 October 2007 - $15,000, cumulative - $33,000) and rent in the amount of $6,000 (for the period from inception on 7 December 2006 to 31 October 2007 - $5,000, cumulative -$11,000) (Notes 7 and 10).

Share subscriptions received in advance

During the year ended 31 October 2008, the Company received share subscriptions of $97,000 related to a public offering of securities pursuant to an exemption provided by Rule 504 of Regulation D, registered in the State of Nevada, to issue 200,000 common shares for total cash proceeds of $100,000 (Notes 11 and 12).

9.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 October 2008.  There are no current or deferred tax expenses for the year ended 31 October 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 October 2008
_________________________________________________________________________________________________________________________________________________________________________________

The provision for refundable federal income tax consists of the following:

	For the year ended 31 October 2008	For the period from inception on 7 December 2006 to 31 October 2007
	$	$

Deferred tax asset attributable to:
Current operations	17,556	17,715
Contributions to capital by related parties	(8,160)	(6,800)
Less: Change in valuation allowance	(9,396)	(10,915)

Net refundable amount	-	-

    The composition of the Company’s deferred tax assets as at 31 October 2008 are as follows:

	As at 31 October 2008	As at 31 October 2007
	$	$

Net income tax operating loss carryforward	58,150	30,514

Statutory federal income tax rate	34%	34%

Deferred tax assets	19,771	10,375
Less: Valuation allowance	(19,771)	(10,375)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 October 2008, the Company has an unused net operating loss carry-forward balance of approximately $58,150 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2027 and 2028.

Sidewinder Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 October 2008
_________________________________________________________________________________________________________________________________________________________________________________

10.	Supplemental Disclosures with Respect to Cash Flows

	For the year ended 31 October 2008	For the period from inception on 7 December 2006 to 31 October 2007
	$	$
Cash paid during the year for interest	-	-
Cash paid during the year for income taxes	-	-

 During the year ended 31 October 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 (for the period from inception on 7 December 2006 to 31 October 2007 - $15,000, cumulative - $33,000) and rent in the amount of $6,000 (for the period from inception on 7 December 2006 to 31 October 2007 - $5,000, cumulative -$11,000) (Notes 7 and 8).

11.	Commitment

The Company is committed to issuing common shares of the Company related to share subscription received in advance of $97,000 at 31 October 2008 (Notes 8 and 12).

12.	Subsequent Event

    On 4 November 2008, the Company issued 194,000 common shares for total cash proceeds of $97,000 (Notes 8 and 11).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with our accounting firm on any accounting and/or financial disclosures since inception.

ITEM 9A. CONTROLS AND PROCEDURES

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. Our officers and sole director have reviewed and evaluated our disclosure controls and procedures as of October 31, 2008 and have concluded that such controls and procedures are effective. There have been no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect such controls, during the fiscal year ended October 31, 2008.

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the directors, executive officers and other significant employees of our Company, their ages, and all offices and positions with our Company. Directors are elected for a period of one year and serve until the next annual meeting at which their successors are duly elected by the stockholders and qualified. Annual meetings are to be scheduled by the Board of Directors each year. Officers and other employees serve at the will of the Board of Directors.

Name of Director/Officer	Age	Positions
Ross Harbottle 13/7 Moo 6, Kamala-Patong Hwy Kamala, Phuket, Thailand, 83120	47	President, Treasurer and Director

Ken Dick 200 Erie St. South, Box 456 Wheatley, Ontario, Canada N0P 2P0	50	Secretary

Background of Officer and Director

Ross Harbottle is our President, Principal Executive Officer, Treasurer, Principal Financial Officer and sole Director. He currently devotes approximately 10% of his time to the management of the Company. Mr. Harbottle was born and educated in Vancouver, B.C. He graduated from the University of British Columbia in 1984 with a combined Commerce (Accounting and Marketing) and a Computer Science Degree. He possesses a unique combination of technical, management and marketing skills that he has utilized successfully throughout his career. He was selected in 1994 as one of Vancouver’s top 40 business entrepreneurs, under the age of 40, by the Business in Vancouver magazine. He has consulted to, or worked for, the following companies: AT&T, Sun Microsystems, British Airways, KLM, TWA, NTT - Japan, Air Canada (Canadian Airlines), Thai Military, Consulting to the Thai Military on various Computer Systems, and Formation of Oceanside Computer Guys (a computer support and consulting company in Parksville, B.C).

Ken Dick was appointed Secretary of the Company on November 27, 2008. For the past 20 years, Mr. Dick has been the owner/operator of KD Welding, a privately-held company in Wheatley, Ontario, Canada.  He currently devotes approximately 10% of his time to the business of our company.

ITEM 11. EXECUTIVE COMPENSATION

There are currently no plans to compensate our officers and directors until we commence operations and become profitable. We do, however, reimburse our  officers and directors for any out-of-pocket expenses incurred on our behalf. We do not have employment agreements or key-man life insurance. We have not issued any stock options, restricted stock or other bonuses to our sole officer and director since inception. As a result, the compensation tables required to be included herein have been omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of October 31, 2008 certain information regarding the beneficial ownership of our common stock by:

    (i) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock,

    (ii) each director,

    (iii) each executive officer of our Company and

    (iv) all executive officers and directors of our Company as a group.

The table also reflects what such ownership will be assuming completion of the sale of all shares in this offering, which we can't guarantee. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address	Position(s) Held	Number of Shares	Percentage of Outstanding

Ross Harbottle 13/7 Moo 6, Kamala-Patong Hwy Kamala, Phuket, Thailand 83120	President, Treasurer and Director	1,000,000	100%

Restricted Shares Eligible for Future Sale

All 1,000,000 of the currently issued and outstanding shares of common stock are "restricted securities" which, in the future, may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, if available. Rule 144 currently provides, in essence, that persons holding restricted securities for a period of one (1) year may each sell, every three months, in brokerage transactions, a number of shares equal to one percent (1%) of the aggregate number of our Company's outstanding shares, and after one (1) year, persons other than "affiliates" of our Company, as that term is defined in Rule 144, may sell shares without any volume restrictions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics

At this time, we have not adopted a formal Code of Ethics that applies to our Chief Financial Officer; however, we have followed an informal Code of Ethics requiring Board of Director approval of any material transaction involving our Chief Financial Officer. We believe this procedure will reasonably deter any material wrongdoing and will promote honest and ethical conduct from our executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We maintain our current office at the office of our President at no charge to us.

Since inception, our officersand directors have made contributions to capital for management fees in the amount of $33,000 for services provided and rent in the amount of $11,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal year ended October 31, 2008 were $3,701and $3,107 for the fiscal year ended October 31, 2007. The reviews for the financial statements included in our quarterly reports on Form 10-Q during the fiscal year ended October 31, 2008 were $5,157.

Audit Related Fees

We incurred no fees for the fiscal years ended October 31, 2008 and 2007 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended October 31, 2008 and 2007 were $788 and $Nil, respectively.

All Other Fees

We incurred  no other fees during the fiscal years ended October 31, 2008 and 2007 for products and services rendered by our principal accountants.

Audit Committee Requirements

Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us, as well as any services not considered to be "audit services", unless such services are pre-approved by the audit committee of the Board of Directors, or unless the services meet certain de minimis standards. Because we are still in the development stage and have not yet completed our business plans and/or generated any revenues, we have not yet appointed an audit committee. Our Board of Directors ensure that:

·
All audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002) are preapproved by the Board.

·
All non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002)) that the auditors propose to provide to us or any of our subsidiaries are preapproved by the Board.

All audit fees were approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Financial Statements.

EXHIBITS

The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement at the SEC website (www.sec.gov) under our SEC File Number  333-148356:

Exhibit No.                          Description

* 3(i)                                    Articles of Incorporation

* 3(ii)                                   Bylaws

31                                         Sec. 302 Certification

32                                         Sec. 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of January, 2009.

SIDEWINDER EXPLORATIONS INC.

/s/ Ross Harbottle
By: Ross Harbottle, President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the  5th day of January,  2009.

/s/ Ross Harbottle
By: Ross Harbottle, President, Chief Financial Officer and Director

/s/ Ken Dick
By: Ken Dick, Secretary