Form 10-Q/A
period 2008-07-31
Sidewinder Explorations Inc.
filed 2009-02-26
CIK 1387600

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ___   Accelerated filer ___    Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   X    No___

At July 31, 2008, there were 1,000,000 shares of our common stock issued and outstanding.

EXPLANATORY NOTE REGARDING AMENDED FILING

This amendment is being filed only to correct the shell status disclosure of the company, which was inadvertently omitted on the original filing. The company is a shell company and the box on the cover page above has now been ticked Yes. All other disclosures remain the same.

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
31 July2008

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

Dated:     February 23, 2009

 /s/  Ross Harbottle
 By: Ross Harbottle, President, Secretary,
Treasurer, Principal Accounting Officer and Director