Form 10-Q
period 2009-01-31
Sidewinder Explorations Inc.
filed 2009-03-16
CIK 1387600

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2009

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

At January 31, 2009, there were 1,194,000 shares of our common stock issued and outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, filed with the U.S. Securities and Exchange Commission on January 12, 2009, which can be found in its entirety on the SEC website (www.sec.gov) under our SEC File Number 333-148356.

Sidewinder Explorations Inc.
(An Exploration Stage Company)

Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

Sidewinder Explorations Inc.
(An Exploration Stage Company)
Interim Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 January 2009	As at 31 October 2008 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	77,482	87,561

	77,482	87,561

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	12,611	4,000
Notes payable (Note 5)	35,044	34,711

	47,655	38,711

Stockholders’ deficiency
Capital stock (Note 7)
Authorized
175,000,000 of common shares, par value $0.001 25,000,000 of preferred shares, par value $0.001
Issued and outstanding
31 January 2009 – 1,194,000 common shares, par value $0.001
31 October 2008 – 1,000,000 common shares, par value $0.001	1,194	1,000
Additional paid-in capital	153,771	53,000
Share subscriptions received in advance	-	97,000
Deficit, accumulated during the development stage	(125,138)	(102,150)

	29,827	48,850

	77,482	87,561

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

/s/ Ross Harbottle, Director
By: Ross Harbottle

The accompanying notes are an integral part of these financial statements.

Sidewinder Explorations Inc.
(An Exploration Stage Company)
Interim Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 7 December 2006 to 31 January 2009	For the three months ended 31 January 2009	For the three months ended 31 January 2008
	$	$	$

Expenses
Bank charges and interest	1,960	359	81
Consulting	5,000	-	1,000
Exploration and development (Note 3)	9,820	6,500	-
Filing fees	5,300	1,350	1,300
Legal and accounting	45,532	8,454	2,632
Licences and permits	1,126	200	100
Management fees (Notes 6, 7 and 9)	37,500	4,500	4,500
Office and miscellaneous	200	125	(50)
Registered agent	200	-	-
Rent (Notes 6, 7 and 9)	12,500	1,500	1,500
Write-down of mineral property acquisition costs (Note 3)	6,000	-	-
Net loss for the period	(125,138)	(22,988)	(11,063)

Basic and diluted loss per common share		(0.02)	(0.01)

Weighted average number of common shares used in per share calculations		1,164,478	1,000,000

The accompanying notes are an integral part of these financial statements.

Sidewinder Explorations Inc.
(An Exploration Stage Company)
Interim Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 7 December 2006 to 31 January 2009	For the three months ended 31 January 2009	For the three months ended 31 January 2008
	$	$	$

Cash flows (used in) from operating activities
Net loss for the period	(125,138)	(22,988)	(11,063)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest (Note 5)	1,544	333	-
Contributions to capital by related parties (Notes 6, 7 and 9)	50,000	6,000	6,000
Write-down of mineral property acquisition costs (Note 3)	6,000	-	-
Changes in operating assets and liabilities			-
Increase in demand loans	33,500	-	25,000
Increase (decrease) in accounts payable and accrued liabilities	12,611	8,611	(11,500)

	(21,123)	(8,044)	8,437

Cash flows (used in) from investing activities
Mineral property acquisition costs (Note 3)	(6,000)	-	-

Cash flows (used in) from financing activities
Increase (decrease) in due to related party	-	-	(2,008)
Share subscriptions received in advance	-	(97,000)	-
Common shares issued for cash	107,000	97,000	-
Share issuance costs	(2,035)	(2,035)	-

	104,965	(2,035)	(2,008)
Increase in cash and cash equivalents	77,482	(10,079)	6,429

Cash and cash equivalents, beginning of period	-	87,561	269

Cash and cash equivalents, end of period	77,482	77,482	6,698

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

Sidewinder Explorations Inc.
(An Exploration Stage Company)
Interim Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Share capital	Additional paid in capital and share subscriptions	Deficit, accumulated during the development stage	Stockholder’s deficiency
		$	$	$	$

Balance at 7 December 2006 (inception)	-	-	-	-	-
Common shares issued for cash ($0.01 per share) (Note 7)	1,000,000	1,000	9,000	-	10,000
Contributions to capital by related party – expenses	-	-	20,000	-	20,000
Net loss for the period	-	-	-	(50,514)	(50,514)

Balance at 31 October 2007	1,000,000	1,000	29,000	(50,514)	(20,514)
Share subscriptions received in advance	-	-	97,000	-	97,000
Contributions to capital by related party – expenses			24,000	-	24,000
Net loss for the period	-	-	-	(51,636)	(51,636)

Balance at 31 October 2008	1,000,000	1,000	150,000	(102,150)	48,850
Share subscriptions received in advance	-	-	(97,000)	-	(97,000)
Common shares issued for cash ($0.50 per share) (Note 7)	194,000	194	96,806	-	97,000
Contributions to capital by related party – expenses (Notes 6, 7 and 9)	-	-	6,000	-	6,000
Share issuance costs	-	-	(2,035)	-	(2,035)
Net loss for the period	-	-	-	(22,988)	(22,988)

Balance at 31 January 2009	1,194,000	1,194	153,771	(125,138)	29,827

The accompanying notes are an integral part of these financial statements.

Sidewinder Explorations Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

1.	Nature and Continuance of Operations

Sidewinder Explorations Inc. (the “Company”) was incorporated under the laws of the State of Nevada on 7 December 2006. The Company was incorporated for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada.

The Company is an exploration stage enterprise, as defined by the Securities and Exchange Commission (“SEC”) Industry Guide 7 and follows Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The Company’s interim financial statements as at 31 January 2009 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $22,988 for the three month period ended 31 January 2009 (31 January 2008 - $11,063). At 31 January 2009, the Company had working capital of $29,827 (31 October 2008 - $48,850).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that after raising addition capital by completing a private placement of its common shares that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 October 2009.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures.  These interim financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 January 2009, the Company had suffered losses from exploration stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sidewinder Explorations Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these interim financial statements.

Basis of presentation

The interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is 31 October.

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

As of the date of these interim financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs (Note 3).

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

Sidewinder Explorations Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

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

Financial instruments

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities and notes payable approximates their fair value because of the short maturity of these instruments.  The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates.  The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

The Company has not, to the date of these interim financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the interim financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Sidewinder Explorations Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the interim financial statements.  As at 31 January 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the interim financial statements.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 7 December 2006 to 31 January 2009.

Sidewinder Explorations Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

Foreign currency translation

The Company’s functional and reporting currency is in U.S. dollar.  The interim financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these interim financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenditures during the reporting period.  Actual results could differ from these estimates.

Recent accounting pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60”.  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The Company does not expect SFAS 163 to have an impact on its interim financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities.  Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  SAS 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company does not expect SFAS 162 to have a material effect on its financial statements.

Sidewinder Explorations Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”.  SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivate instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133.  SFAS 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”.  SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its results of operation and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”.  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board.  Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012.  The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

Sidewinder Explorations Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

3.	Mineral Properties

On 16 January 2007, the Company acquired a 100% interest in a mineral claim located in Clark County, Nevada (the “Christmas No1 Lode Claim”) for $6,000.  Expenditures related to the Christmas No1Lode Claim property for the three months ended 31 January 2009 consisted of trenching and sampling over the known mineralized zone $6,500 (31 January 2008 - $Nil, cumulative - $9,820). During the year ended 31 October 2007, the Company recorded a write-down of mineral property acquisition costs $6,000 related to the Christmas No. 1 Lode Claim.

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Notes Payable

Notes payable bear interest at 4% per annum, are unsecured and are payable on demand.  The balance of $35,044 as at 31 January 2009 consists of principal and accrued interest of $33,500 and $1,544, respectively (31 January 2008 - $Nil and $Nil, respectively).

6.	Due to Related Parties

During the three months ended 31 January 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $4,500 (31 January 2008 - $4,500, cumulative - $37,500) and rent in the amount of $1,500 (31 January 2008 - $1,500 cumulative - $12,500) (Notes 7 and 9).

7.	Capital Stock

    Authorized capital stock consists of 175,000,000 common shares with a par value of $0.001 per common share and 25,000,000 preferred shares with a par value of $0.001 per preferred share.

    The total issued and outstanding capital stock is 1,194,000 common shares with a par value of $0.001 per common share.

i.	On 22 December 2006, 1,000,000 common share of the Company was issued for cash proceeds of $10,000.

ii.	On 11 November 2008, 194,000 common share of the Company was issued for cash proceeds of $97,000.

iii.
During the three months ended 31 January 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $4,500
(31 January 2008 - $4,500, cumulative - $37,500) and rent in the amount of $1,500 (31 January 2008 - $1,500, cumulative - $12,500) (Notes 7 and 9).

Sidewinder Explorations Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 January 2009.  There are no current or deferred tax expenses for the year ended 31 January 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended 31 January 2009	For the three month period ended 31 January 2008
	$	$

Deferred tax asset attributable to:
Current operations	7,816	3,761
Contributions to capital by related parties	(2,040)	(2,040)
Less: Change in valuation allowance	(5,776)	(1,721)

Net refundable amount	-	-

    The composition of the Company’s deferred tax assets as at 31 January 2009 are as follows:

	As at 31 January 2009	As at 31 October 2008 (Audited)
	$	$

Net income tax operating loss carryforward	75,138	58,150

Statutory federal income tax rate	34%	34%

Deferred tax assets	25,547	19,771
Less: Valuation allowance	(25,547)	(19,771)

Net deferred tax asset	-	-

Sidewinder Explorations Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 January 2009

    The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 January 2009, the Company has an unused net operating loss carry-forward balance of approximately $72,788 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2027 and 2029.

9.	Supplemental Disclosures with Respect to Cash Flows

	For the three month period ended 31 January 2009	For the three month period ended 31 January 2008
	$	$
Cash paid during the year for interest	-	-
Cash paid during the year for income taxes	-	-

During the three months period ended 31 January 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $4,500 (31 January 2008 - $4,500, cumulative - $37,500) and rent in the amount of $1,500 (31 January 2008 - $1,500, cumulative - $12,500) (Notes 6 and 7).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, filed on January 12, 2009 with the U.S. Securities and Exchange Commission (SEC) and can be found on the SEC website at www.sec.gov.

We are a start up, development stage mining exploration company and have had not yet generated any revenues from operations since inception. From inception on December 7, 2006 to January 31, 2009, our total net loss is $125,138.

Three-month period ended January 31, 2009 as compared to the three-month period ended January 31, 2008

Results of Operations

We have generated no revenues since inception on December 7, 2006 and are still in the initial stages of start up. For the three-month period ended January 31, 2009,  we incurred net operating losses of 22,988, or $0.02 per share, as compared to net operating losses of $11,063, or $0.01 per share, for the three-month period ended January 31, 2008.

Our total expenses for the three-month period ended January 31, 2009 were $22,988, consisting of management fees accrued and payable to an officer and director in the amount of $4,500 (2008 - $4,500, cumulative - $37,500), legal and accounting fees in the amount of $8,454 (2008 - $2,632, cumulative - $45,532), filing fees in the amount of $1,350 (2008 - $1,300, cumulative - $5,300), exploration and development in the amount of $6,500 (2008 - $Nil, cumulative - $9,820), licenses and permits in the amount of $200 (2008 - $100, cumulative - $1,126), bank service charges in the amount of $359 (2008 - $81, cumulative - $1,960), office and miscellaneous expenses in the amount of $125 (2008 - ($50), cumulative $200) and rent in the amount of $1,500 (2008 - $1,500, cumulative - $12,500).

Related party transactions

During the three-month period ended January 31, 2009, an officer and director made contributions to capital for management fees in the amount of $4,500 (January 31, 2008 - $4,500, cumulative - $37,500) and rent in the amount of $1,500 (January 31, 2008 - $1,500, cumulative - $12,500).

Liquidity and Capital Resources

At January 31, 2009, our cash in the bank was $77,482.  We expect our current cash in the bank to satisfy our cash requirements for at least the next 12 months without having to raise additional funds or seek bank loans.

On November 14, 2008, we closed our initial public offering and issued 194,000 shares of common stock for cash proceeds of $97,000. The proceeds are being used in the day-to-day operations of our business.

We have an outstanding note payable in the amount of $35,044, consisting of $33,500 of principal and $1,544 in accrued interest at January 31, 2009.

Since inception, we have used our common stock to raise money for our operations and to pay outstanding indebtedness. Our stockholder's equity at January 31, 2009 was $29,827.

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

PART II - OTHER INFORMATION

ITEM1. LEGAL PROCEEDINGS

We are not  currently a party to any pending legal proceeding and none are threatened that we are aware of.

ITEM 1A. RISK FACTORS

Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described in our Annual Feport on Form 10-K, filed on January 12, 2009. You should carefully consider those risk factors and other information in our annual report on Form 10-K and this quarterly report before deciding to invest in our securities. We are unaware of any material changes in or additional risk factors since the filing of our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no sales of unregistered equity securities during the period ended January 31, 2009.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION - SUBSEQUENT EVENTS

None.

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

Dated:     March 11, 2009

 /s/  Ross Harbottle
 By: Ross Harbottle, President, Secretary,
Treasurer, Principal Accounting Officer and Director